Form 10QSB
period 1999-09-30
BIOINCUBATION CORP
filed 1999-11-12
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999

-----------------------------------------------------------------

                        BIOINCUBATION CORP.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3656615
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

625 N. Michigan Avenue
Chicago, Illinois                             60611
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (312) 867-1052
                                          --------------


As of September 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
6,000,000 issued and outstanding

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE. . . . . . . . . . . . . 8
          Note 4.   LIQUIDITY . . . . . . . . . .. . . . . . . .9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BIOINCUBATION CORP.

We have reviewed the accompanying balance sheet of Bioincubation Corp., (a development stage company) as of September 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bioincubation Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Graf Repetti & Co., LLP
Dated: New York, New York
       November 11, 1999

                       BIOINCUBATION CORP.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Sep. 30, 1999   June 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     14,963          19,850
                                   _________         ________

Total Current Liabilities            14,963          19,850
Loan Payable - Note 5                12,500               0
                                   _________         ________
Total Liabilities                    27,463          19,850

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           10,100          10,100
Deficit Accumulated During the
Development Stage                   (43,563)        (35,950)
                                   _________        ________

Total Stockholders' Equity          (27,463)        (19,850)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                       BIOINCUBATION CORP.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         Sept. 30                 June 30
                     1999         1998       1999         1998
      -----------------------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,600        N/A
 Legal                2,500                   10,000
 Rent Expense-Note 2  3,600                    7,200
 Research and Devel.      0                   12,000
 Other Start Up           0                    4,000
 Filing Fee              13                       13
                    ________   _______       ________   ________

NET LOSS             (7,613)      N/A        (35,850)      N/A

DEFICIT - BEGINNING
 OF PERIOD          (35,950)

DEFICIT - END
 OF PERIOD          (43,563)

NET LOSS PER SHARE     (.00)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               2,454,795



                       BIOINCUBATION CORP.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three        For the three
                            Months Ended         Months Ended
                                 to                   to
                            Sept. 30, 1999      Sept. 30, 1998
                        ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (7,613)              N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Decrease in Accrued Expenses      (4,887)
                                 ________
Total Adjustments                 (4,887)

Net Cash Used in
Operating Activities             (12,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable          12,500
                                 ________
Net Cash Provided
by Financing Activities           12,500

Net Change in Cash                     0

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


                       BIOINCUBATION CORP.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

BIOINCUBATION CORP.("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on October
31, 1996 as Ecotech Solutions, Inc.  On March 3, 1999, the
Company changed its name to Bioincubation Corp.

The Company is a development stage company and is also considered a shell company at this time based upon the fact that the Company has no significant assets. The Company's principal business purpose is to locate and consummate a merger or alliance with a private entity.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.


C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts ind disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 5.


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 200 square foot office at The Studio, St. Nicholas Close, Elstree, Herts, United Kingdom is $600 per month. Use of this office space began January 1, 1999. The fair market value of the 300 square foot office at Suite 600, 625 N. Michigan Avenue, Chicago, Illinois is also $600 per month. Use of this office space began January 1, 1999.
The amount for each office is reflected as an expense with a corresponding credit to accrued expenses, as the shareholders expect to be reimbursed in the future.


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            SEPT. 30, 1999


                     Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 1999 no revenue and a net loss from operations of $43,563.
As of September 30, 1999, the Company had a net capital deficiency of $27,463.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Bioincubation Corp., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 5.


NOTE 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of September 30, 1999, Channing Investments Ltd., had paid $12,500 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company's principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

Potential investors are alerted that any investment in the Company is highly complex and risky. The Company has only limited resources and no assets at this time making it very difficult for the Company to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The Company is a blank check company as defined by the Securities and Exchange Commission. The definition of a blank check company is one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income.

The Company intends to develop its technology base and, if cleared by the SEC as a reporting company, locate another entity to consummate a merger transaction or alliance. In the event a suitable candidate is located, the Company would then seek to raise capital for the purpose of further developing its
technology base in the biotech industry.   The Company would also
seek to undertake specific research for the purpose of developing biotech products for sale. The particular technologies which management intends to pursue include cellular tissue development, gene coding and hypothermia applications.

Each of these technologies are applied for the detection and treatment of cancer. The Company intends on developing these technologies in conjunction with academic institutions, scientists and professors. By working in conjunction with such entities and individuals, the Company believes it will be better suited to attract a suitable merger candidate or business opportunity. Additionally, by developing and cultivating the technologies in the area of cancer detection and treatment, the Company believes it will be improve its marketability and locate merger candidates or business opportunities.

Governmental approval may be required for any of the products developed by the Company. Such approval cannot be guaranteed or estimated and therefore, if required, it may take the Company more than twelve (12) months to generate revenue from its operations.

The Company's first step in seeking to locating a merger or alliance candidate is the filing of a Form 10-12G with the SEC for the purpose of making information regarding itself more available to the public. The next step to be taken by the Company will be to seek new technologies and implement research.

Once a suitable candidate or business opportunity is located, the Company intends on seeking to raise capital through a public offering of its common stock. Any funds raised in the offering will be utilized towards the development of the Company's technology base. Development of the technology base includes the research and implementation of biotechnological products for ultimate sale to the marketplace.

The Company competes with other entities which may consider engaging in an initial public offering. The Company believes that it would be more advantageous for such entities to enter into an alliance or merger transaction with the Company, rather than conducting an initial public offering, as the latter requires substantial time, effort and expense which may not necessarily benefit such an entity. It should be noted that there exist other shell corporations indistinguishable from the Company that are available for purchase by companies that would like to obtain status as a registered Exchange Act company.

The Company may seek or target a potential merger candidate which is outside the United States. It should be noted that there are inherent risks which may arise for the Company in the event it does engage in a business transaction with such an outside entity. Factors relevant to international laws, foreign exchange rates, duties, taxation and political stability of the targeted entity's country will all be considered to determine the impact of such factors on the Company. In the event the Company believes, in its discretion, that any of the aforementioned factors create a substantial and uncertain risk for the Company, then any business transaction with such targeted entity shall not proceed. Each targeted entity outside the United States will be evaluated on a case by case basis by the Company to consider the risks and factors inherent to consummating a business transaction with such entity.

Because the Company lacks funds and significant assets, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.
Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient
income to cover such expenses.   The contingency will be that
parties will be paid for their services upon the attainment of a specific milestone by the Company to be agreed to with such party. However, if the Company engages outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company. The Company has not used any notices or advertisements in its search for any business opportunities. In its search for a merger or alliance candidate, the Company has utilized business contacts, personal networking and seeking out entities in the biotech industry. The Company has had no discussions, understandings or agreements with any consultant in regard to the Company's business activities. The Company's officers in the past have not used any particular consultants or advisers on a regular basis.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change in
control in the Company.   The Company believes that any merger
may include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate. The Company believes that, depending on the candidate targeted by the Company, a candidate may require that the shareholders reduce the percentage of their shareholding in order to consummate a transaction. This would therefore cause the Company's current shareholders to suffer dilution and the Company wishes to alert prospective investors of this.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

There is a probability that there will be a change in control of the Company upon the consummation of an acquisition, merger or business transaction however the Company cannot predict or estimate such a probability. The Company may decide to relinquish control in the event it believes during negotiations with another entity that a change in control would benefit the Company's shareholders and advance the Company's business plan for the purpose of attaining sustainable growth and revenue. In such event, management shall consult with its shareholders to determine whether it would be advantageous to relinquish control of the Company. This means that shareholders will be given an opportunity to provide their input and to consulted prior to the consummation of any merger or alliance transaction.

The Company has not adopted a policy relating to a cash finder's fee to anyone who locates a transaction which is consummated by the Company. The Company does not intend to issue securities (debt or equity) as a finder's fee. Finder's fees will not be payable to officers, directors or promoters of the company. For this reason, no plan of action has currently been undertaken to prevent any conflict of interest regarding the payment of such
fees to officers, directors or promoters of the company.   This
means that finder's fees will not be payable to officers, directors or promoters of the company and that no formal policy or action, in way of by-laws or directives, have been created reflecting this.

There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors. Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.

LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, reflect the operations of its early stage.
The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its start up. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

To mitigate the uncertainty surrounding the Company's continued existence during its early stage, and to the issues relating to its liquidity, the Company plans to seek additional funding from its shareholders, including possibly Channing Investments, at such time when the Company requires additional funding to meet its fiscal needs. Shareholders have indicated that they may advance funds to the Company to meet its needs and the Company's management feels that, if required, funding may be provided. Investors should be alerted however that there are no guarantees that such funding would be provided by the shareholders.

The Company has an arrangement with Channing Investments to supply funds to the Company up to an amount of $50,000. The Company may seek additional funding from its shareholders, including possibly Channing Investments, at such time when the Company requires additional funding to meet its fiscal needs. Shareholders have indicated that they may advance funds to the Company to meet its needs and the Company's management feels that, if required, funding may be provided. Investors should be alerted however that there are no guarantees that such funding would be provided by the shareholders.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of September 30, 1999, no amount was outstanding on the loan. After September 30, 1999, Channing Investments Ltd., paid $12,500 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan, in a lump sum payment, from any fund raising that it may carry out or when the company achieves sustainable revenue.

YEAR 2000 DISCLOSURE

The Company has not yet commenced any material active operation systems which will be affected by the Year 2000 problem. The Company, in assessing a potential merger or alliance candidate, will seek assurance that any such candidate's operations are Y2K compliant. If not, the Company will forego entering into any merger or alliance transaction until after the year 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOINCUBATION CORP.
(Registrant)
Date: November 10, 1999

/s/ Julian Andrews
President