Form 10QSB
period 1999-12-31
BIOINCUBATION CORP
filed 2000-02-14
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1999

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
                                          --------------


As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BIOINCUBATION CORP.

We have reviewed the accompanying balance sheet of Bioincubation Corp., (a development stage company) as of December 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bioincubation Corp.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       November 11, 1999

                       BIOINCUBATION CORP.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Dec. 31, 1999   June 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     20,026          19,850
                                   _________         ________

Total Current Liabilities            20,026          19,850
Loan Payable - Note 5                15,050               0
                                   _________         ________
Total Liabilities                    35,076          19,850

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           10,100          10,100
Deficit Accumulated During the
Development Stage                   (51,176)        (35,950)
                                   _________        ________

Total Stockholders' Equity          (35,076)        (19,850)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                       BIOINCUBATION CORP.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          Dec. 31                Sept. 30
                     1999         1998       1999         1998
      -----------------------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense-Note 2  3,600                    3,600
 Research and Devel.      0                        0
 Other Start Up           0                        0
 Filing Fee              13                       13
                    ________   _______       ________   ________

NET LOSS             (7,613)      N/A        ( 7,613)      N/A


NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



                       BIOINCUBATION CORP.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three        For the three
                            Months Ended         Months Ended
                                 to                   to
                            Dec. 31, 1999        Dec. 31, 1998
                        ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (7,613)              N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses      (5,063)
                                 ________
Total Adjustments                 (5,063)

Net Cash Used in
Operating Activities              (2,550)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           2,550
                                 ________
Net Cash Provided
by Financing Activities            2,550

Net Change in Cash                     0

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


                       BIOINCUBATION CORP.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            DEC. 31, 1999


                     Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 1999 no revenue and a net loss from operations of $51,176.
As of December 31, 1999, the Company had a net capital deficiency of $35,076.

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


NOTE 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of September 30, 1999, Channing Investments Ltd., had paid $15,050 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

During the last quarter, the Company has sought to raise funding for implementing its plans to develop its technology base and to locate another entity to consummate a merger transaction or alliance. Those efforts have included pursuing contacts in the biotech industry and also in making the company reporting with the Securities and Exchange Commission. To date, the Company has not secured any funding nor has it located any potential candidate which it deems suitable to consummate a merger transaction or alliance.

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


BIOINCUBATION CORP.
(Registrant)
Date: February 15, 2000

/s/ Julian Andrews
President