Form 10-K
period 2000-06-30
BIOINCUBATION CORP
filed 2000-11-14
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

           Shares of Voting Common Stock


As of June 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
6,000,000 issued and outstanding

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

BIOINCUBATION CORP.,(the "Company"), a development stage company, was organized in October 1996 as Ecotech Solutions Inc., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company is a blank check company as defined by the Securities and Exchange Commission. The definition of a blank check company is one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity.

The Company was formed to take advantage of the under developed biotechnology industry in the United Kingdom. The Company believed that the biotech industry was underdeveloped on the basis that there was a lack of funding and investors willing to provide capital to this sector. Negative publicity which was given to companies operating in this sector have reverberated through the whole sector and have driven away investors who previously may have sought to grant funding to innovative ideas and technologies. The Company had identified certain technologies which it wanted to pursue and carry out in the market place. The products and technologies which the Company sought to develop included: cellular tissue development for arthritis sufferers; gene coding to detect cancer; hypothermia applications to be used in cancer treatment and cervical smear testing. In December 1998, the Company decided to change its name to "Bioincubation Corp." to better reflect the intended operation of the Company.

After the Company conducted preliminary research into the biotech industry in the United Kingdom, it determined that the industry as a whole was weak, consisting of only forty publicly listed companies operating in the industry in the U.K., thereby not warranting entry by the Company in this industry.

Also in December 1998, the Company sought to raise funds pursuant to a private placement to accredited investors implement its business plans and fund research of its concept by issuing 2,000,000 shares of common stock at $0.01. The Company was successful in raising $16,000.00 and commenced conducting research of its concept. Thereafter in May 1999, the initial results into the state of the biotech industry in the UK had shown that the industry was not as strong as expected.
It has thereafter decided by management that the Company voluntarily become a reporting company with the Securities and Exchange Commission in order to become more attractive and to obtain a trading symbol from the NASD.

The directors is active in seeking potential business opportunities with the intent to acquire or merge with such businesses. The Company has begun to consider and investigate potential business opportunities.

The advantages to the Company for being reporting with the SEC is that the Company may disseminate information about itself to the public and increases the Company's profile and availability. This enhances the potential for raising funds and garnishing investor interest. The disadvantages for being reporting are the added time, expense and effort which are required to fulfil the reporting requirements and obligations accompanying such status. By becoming a reporting with the Securities and Exchange Commission, the Company is able to utilize information relating to its business activities to the general public more easily through EDGAR. The Company believes that this is a more effective method to disseminate information to the public rather then engaging private investor relations firms who would charge the Company substantial fees for their services. The Company cannot afford to pay such fees at this time. Additionally, because the information reported to the SEC is subject to SEC guidelines, the Company believes that the public regards such channel of dissemination to be more reliable and realistic of the Company's activities.

In the event the Company acquires or consummates a merger transaction, it may seek to undertake a public offering of its common stock for the purpose of raising funding. In the event the Company does undertake a public offering of its shares of common stock, it shall file the requisite registration statements with the Securities and Exchange Commission.

The Company currently has no full time employees.  The
Company has three part time employees who provide their services to the Company on an "as needed" basis.


Item 2.  Description of Property

The Company uses office space for its executive offices at two locations. The fair market value of the 200 square foot office at The Studio, St. Nicholas Close, Elstree, Herts, UK is $600 per month. Use of this office space began January 1, 1999. The fair market value of the 300 square foot office at Suite 600, 625 N. Michigan Avenue, Chicago, Illinois is also $600 per month. Use of this office space began January 1, 1999. The Company receives use of these spaces free of charge from its shareholders.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.



                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of June 30, 2000, there were approximately 149 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

Shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company develops its business plan or consummates an acquisition, alliance, merger or business transaction with another entity.




Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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

The Company has identified certain technologies which it wants to pursue and develop for the market place. To identify these technologies the Company's management conducted research and inquiry in the bio technology field and assessed various key facts which included potential products, the demand which exists for them, the availability of such products as produced by other entities and the financial aspects of producing such products. The products and technologies include: cellular tissue development for arthritis sufferers; gene coding to detect cancer; hypothermia applications to be used in cancer treatment and cervical smear testing. The Company has not taken any steps toward developing its technology base. This will be done once the Company has raised sufficient capital to allow such development and allow the Company to expand its operations. When sufficient capital has been raised the Company will begin to seek new technologies and implement research and development.

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

At this point the Company has not taken active steps towards locating a merger or alliance candidate. Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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


The next step to be taken by the Company will be to seek new technologies and implement research. This will most likely be done in conjunction with academic institutions, scientists and professors. The Company believes that by moving towards the development and identification of technology ideas, it will be better suited to market these ideas and attract a potential candidate to consummate a merger or alliance. It is also believed that by working in conjunction with academic institutions and technology individuals, the Company will be more visible in the industry and attract a suitable candidate.

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

In the event the Company is required or needs to hire independent consultants, the Company will consider as criteria for hiring such consultant the area of expertise which it will require the consultant to be knowledgeable with, the experience of the consultant in the particular field, the education of the consultant, the cost to the Company to retain such consultant and the availability of the consultant for the purpose of devoting its time and effort to the Company.

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

The Company does not intend to borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. In the event funds must be borrowed by, the Company intends to use such funds to pay statutory, legal and accountant fees expended by the Company.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The Company intends to afford shareholders an opportunity to approve or consent to any particular stock buy-out transaction or merger. This means that the Company intends shareholders to be given an opportunity to provide their input and to consulted prior to the consummation of any merger or alliance transaction.

There is a probability that there will be a change in control of the Company upon the consummation of an acquisition, merger or business transaction however the Company cannot predict or estimate such a probability. The Company may decide to relinquish control in the event it believes during negotiations with another entity that a change in control would benefit the Company's shareholders and advance the Company's business plan for the purpose of attaining sustainable growth and revenue. In such event, management intends to consult with its shareholders to determine whether it would be advantageous to relinquish control of the Company. This means that shareholders will be given an opportunity to provide their input and to consulted prior to the consummation of any merger or alliance transaction.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bioincubation Corp.

We have audited the accompanying balance sheet of Bioincubation Corp., (a development stage company) as of June 30, 2000 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from October 31, 1996 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioincubation Corp., as of June 30, 2000, and the results of its operations and its cash flows for the year then ended and for the period from October 31, 1996 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf Repetti & Co., LLP.
New York, New York
September 19, 2000

                      BIOINCUBATION CORP.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING JUNE 30, 2000 AND JUNE 30, 1999

                                    For the Year   For the Year
                                       Ended           Ended
                                    June 30, 2000  June 30, 1999
                                  ------------------------------
ASSETS
Current Assets
  Cash                                   $   0          $   0
  Other Current Assets                       0              0
                                        ----------   -----------
  Total Current Assets                       0              0

  Other Assets                               0              0
                                        ----------   -----------
  Total Assets                           $   0          $   0


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0          $   0
 Accrued Expenses                       16,800         19,850
                                       -----------   -----------
 Total Current Liabilities             $16,800         19,850

 Other Liabilities
 Loan payable - Channing Investments
   Note 5                               38,650              0
                                       -----------   -----------
 Total Liabilities                     $55,450         19,850

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                 6,000          6,000
 Additional Paid in Capital             13,700         10,100
 Deficit Accumulated During
  the Development Stage                (75,150)       (35,950)
                                       -----------   -----------
 Total Stockholders' Equity            (55,450)       (35,950)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0        $     0

The accompanying notes are an integral part of these financial statements

                       BIOINCUBATION CORP.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
       FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999
     AND FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2000

                                  For the Year    For the Year     From
                                     Ended          Ended       Inception to
                                  June 30, 2000   June 30, 1999 June 30, 2000
                                 --------------  ----------------------------
TOTAL REVENUES:                   $        0      $      0      $       0
                                    ----------   ----------     ----------

OPERATING EXPENSES:
Accounting                             7,250         2,600          9,850
Legal                                 17,500        10,000         27,500
Rent (Note 2)                         14,400         7,200         21,600
Filing Fee                                50            50            250
Research and development                   0        12,000         12.000
Other Start Up Costs                       0         4,000          4,000
                                    ----------   ----------     ----------

Total Operating Expenses           $  39,200        35,850         75,150
                                    ----------   ----------     ----------

NET LOSS                           $( 39,200)    $( 35,850)     $( 75,150)

NET LOSS PER SHARE                 $   (0.01)    $   (0.01)     $   (0.03)
                                    ----------   ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING               6,000,000    2,454,798      2,206,995
                                    ----------   ----------     ----------

The accompanying notes are an integral part of these financial statements.

                       BIOINCUBATION CORP.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                FOR THE YEAR ENDED JUNE 30, 2000 AND
         FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2000

                              For the Year            From
                                 Ended            Inception to
                             June 30, 2000        June 30, 2000
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $( 39,200)            $( 75,150)
                                --------              --------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities
(Decrease)/Increase in
Accounts Payable and Accrued
Expenses                         (3,050)               16,800
                               --------               --------
Total Adjustments                (3,050)               16,800
                               --------               --------
Net Cash Used in
Operating Activities           ( 42,250)             ( 58,350)
                               --------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable -
 Channing Investments            38,650                38,650
Proceeds from Issuance of
 Common Stock                         0                16,000
Paid in capital contributed
 by shareholders:
 For payment of accrued expenses      0                   100
 For rent                         3,600                 3,600
                               --------               --------
Net Cash Provided by
Financing Activities             42,250                58,350
                               --------               --------
Net Change in Cash                   0                      0
Cash at Beginning of Period          0                      0
Cash at End of Period          $     0                $     0
                               --------               --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                         BIOINCUBATION CORP.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
           FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2000

                                                          Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit     Equity
                -------------------------------------------------------------
NET INCOME(LOSS)
FOR YEAR ENDED
JUNE 30, 1997               0   $     0      $     0      $  (50) $     (50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1997               0   $     0      $     0      $  (50) $     (50)

SHAREHOLDER
CONTRIBUTION                0         0           50            0        50

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1998               0         0            0       (   50)   (   50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1998               0         0           50       (  100)   (   50)

ISSUANCE OF
4,000,000 SHARES
DEC.22, 1998        4,000,000     4,000            0       (4,000)        0

ISSUANCE OF
2,000,000 SHARES
APR.26, 1999        2,000,000     2,000       10,000      (12,000)        0

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1999               0         0            0      (19,850)  (19,850)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1999       6,000,000    $6,000      $10,100     $(35,950) $(19,850)

SHAREHOLDER
CONTRIBUTION                0         0        3,600            0     3,600

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 2000               0         0            0      (39,200)  (39,200)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1999       6,000,000    $6,000      $13,700     $(75,150) $(55,450)



The accompanying notes are an integral part of these financial statements.

                         BIOINCUBATION CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Bioincubation Corp., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on October 31, 1996 as Ecotech Solutions, Inc. On March 3, 1999 the Company changed its name to Bioincubation Corp.

The Company is a development stage company and is also considered a shell company at this time based upon the fact that the Company has no significant assets. The Company's principal business purpose is to locate and consummate a merger or alliance with a private entity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

B. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 5.


NOTE 3 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 200 square foot office at The Studio, St. Nicholas Close, Elstree, Herts, UK is $600 per month. Use of this office space began January 1, 1999. The fair market value of the 300 square foot office at Suite 600, 625 N. Michigan Avenue, Chicago, Illinois is also $600 per month. Use of this office space began January 1, 1999. The amount for each office is reflected as an expense with a corresponding credit to accrued expenses, as the shareholders expect to be reimbursed in the future.


NOTE 4 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             June 30, 1999        June 30, 1999
                          --------------------------------------
      Net Loss per share       $(0.01)              $(0.04)



NOTE 5 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 1999 no revenue and a net loss from operations of $35,950. As of June 30, 1999, the Company had a net capital deficiency of $19,850.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Bioincubation Corp., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.

Note 6 - SUBSEQUENT EVENT - LOAN PAYABLE

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of June 30, 1999, no amount was outstanding on the loan. After June 30, 1999, Channing Investments Ltd., paid $12,500 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Alan G R Bowen       54     President and Director        None
Barbara Platts       71     Secretary                     None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Alan G.R. Bowen, the Company's president and director since 1997, is a graduate in Mathematics from Birmingham University and worked as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent Mayfair Cards, a greetings card company. Alan G.R. Bowen is also a director of Mayfair Cards (Waterlooville) Limited, a United Kingdom Corporation.

Barbara Platts has had a distinguished career in the marketing and strategy of many companies, operating on a consultancy basis. Barbara started her career in the 1960's and brings extensive marketing experience to the Company. In the past she has represented at senior level various companies in all stages of development. She has had extensive experience in the software industry and will use her vast associations to assist in moving
the company forward.   She currently holds zero stock in the
Company.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the
Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended April 30, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended April
30, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Quality Worldwide Ltd.         600,000                     10%
1 Great Cumberland Place
London, UK
(M. Griffiths)

Grademore Analysis Limited     600,000                     10%
168 Church Road Hove
Sussex, UK
(H. Boylett)

Jubilee Systems Limited        600,000                     10%
211 Eagle Place
Piccadilly, London UK
(K. Aluko)

Wing Capital Limited           670,000                     11.2%
25 Turnbull Lane
Gibraltar
(J. Wing)


Channing Investments Limited   670,000                     11.2%
S8 Int'l Business Ctre
Casenate Main Street
Gibraltar
(G. Cowan)

Bradwall Limited               650,000                     10.8%
S8 Int'l Business Ctre
Casenate Main Street
Gibraltar
(Alan Bowen)

Melchrisea Holdings Limited    500,000                     8.3%
25 Turnbull Lane
Gibraltar
(M. Driscoll)

Alan Bowen                     165,000                     2.8%
41 Bluebell Meadow
Sherwood, UK

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding as of the date of this filing.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended April 30, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 2000, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended April 30, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of Westminster Auto Retailers, Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


LONDON SOFTWARE INDUSTRIES INC.
----------------------
(Registrant)
Date: November 7, 2000

By: /s/ Alan Bowen
    ----------------------
    President