Form 10-K/A
period 2000-06-30
BIOINCUBATION CORP
filed 2000-12-04
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10K/A

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

Shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company develops its business plan or consummates an acquisition, alliance, merger or business transaction with another entity




Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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

                                  For the Year    For the Year
From
                                     Ended          Ended
Inception to
                                  June 30, 2000   June 30, 1999
June 30, 2000
                                 --------------  --------------
--------------
TOTAL REVENUES:                   $        0      $      0      $
     0
                                    ----------   ----------
----------

OPERATING EXPENSES:
Accounting                             7,250         2,600
 9,850
Legal                                 17,500        10,000
27,500
Rent (Note 2)                         14,400         7,200
21,600
Filing Fee                                50            50
   250
Research and development                   0        12,000
12.000
Other Start Up Costs                       0         4,000
 4,000
                                    ----------   ----------
----------

Total Operating Expenses           $  39,200        35,850
75,150
                                    ----------   ----------
----------

NET LOSS                           $( 39,200)    $( 35,850)
$( 75,150)

NET LOSS PER SHARE                 $   (0.01)    $   (0.01)     $
 (0.03)
                                    ----------   ----------
----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING               6,000,000    2,454,798
2,206,995
                                    ----------   ----------
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


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Julian Andrews        28    President and Director        None
Andrew Turner         29    Secretary and Director        None

Julian Andrews is the President of the Company and has nearly ten (10) years experience in computer technologies. He has been with the Company since December 1998. Mr. Andrews previously worked for Lloyds Bank in 1989 where he was involved with the operation of training corporations to utilize computer systems and operations. He remained there until 1998 until he began to work as an independent consultant assisting companies in devising and programming business computer systems. He possesses significant knowledge of live computer systems and their operations and has extensive contacts in the computer and technology industries. He intends to aggressively pursue a merger candidate or business transaction for the company.

Andrew Turner is 29 years old and began his business career in retail. He has been with the Company since December 1998. Mr. worked for Shell Research Laboratories in 1987 through 1989 working on several field experiments related to biotechnology collecting classified information for biotechnical products such as pesticides and genetically modified compounds. He thereafter in 1990 joined AFN Porsche, a subsidiary of Porsche GB Ltd, a manufacturer and retailer of high performance and luxury automobiles, as a sales and marketing executive and carried out various roles within the organization involving a high level of consumer contact. After advancing his marketing and communication skills, he commenced a position with Scantruck Limited, a subsidiary of Scania GB Ltd, itself a subsidiary of Scania AB, a Swedish dual listed public company on the NYSE and the Stockholm stock markets. Scantruck Limited is an automobile manufacturer. With this company he retained the position of marketing executive during the years 1990 to 1997 and was responsible for consumer satisfaction, and the ongoing marketing and sales of various products and services as well as assisting in the growth and development of the company's technology base. Subsequent to 1997, Mr. Turner commenced work as an independent consultant advising on corporate financing and small business growth. Mr. Turner is also affiliated with another blank check company, European Technology Enterprises Inc., of which he serves as president.



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



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended June 30, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Channing Investments Ltd.          420,000                7.0%
S8 Int'l Business Centre
Main Street, Gibraltar

Essential Properties               335,000                5.6%
211 Eagle Place
Piccadilly, London

Thermal Build Ltd.                 350,000                5.8%
1 Temple Hamilton House
London, England

Reconition Properties              370,000                6.2%
1 Temple Hamilton House
London, England

Wing Capital Ltd.                  360,000                6.0%
25 Turnbull Lane
Gibraltar

Win Capital Corp.                  450,000                7.5%
26 Ludlum Avenue
Bayville, New York

Bradwall Ltd.                      525,000                8.8%
S8 Int'l Business Centre
Main Street, Gibraltar

Melchrisea Holdings Ltd.           730,000               12.2%
25 Turnbulls Lane
Gibraltar

Andrew Turner (Director)           150,000                2.5%
15 Grayshott Close
Sittingbourne, Kent
England

All officers and directors         150,000                2.5%


The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding as of the date of this filing.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended June 30, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended June 30, 2000, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended June 30, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


BIOINCUBATION, INC.
----------------------
(Registrant)
Date: November 7, 2000

By: /s/ Andrew Turner
    ----------------------
    President