Form 10QSB
period 2000-09-30
BIOINCUBATION CORP
filed 2000-12-08
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000

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
                                          --------------


As of September 30, 2000, the following shares of the registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
6,000,000 shares issued and outstanding

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of BIOINCUBATION CORP.

We have reviewed the accompanying balance sheet of Bioincubation Corp., (a development stage company) as of September 30, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bioincubation Corp.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       November 21, 2000

                       BIOINCUBATION CORP.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                September 30, 2000  June 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     21,062          16,800
                                   _________         ________

Total Current Liabilities            21,062          16,800
Loan Payable - Note 5                38,650          38,650
                                   _________         ________
Total Liabilities                    59,712          55,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           17,300          13,700
Deficit Accumulated During the
Development Stage                   (83,012)        (75,150)
                                   _________        ________

Total Stockholders' Equity          (59,712)        (55,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                       BIOINCUBATION CORP.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                       September 30              March 31
                     2000         1999       2000         1999
      -----------------------------------------------------------

TOTAL REVENUES:     $     0         0              0        N/A

OPERATING EXPENSES:
 Accounting           1,750     1,500          1,500        N/A
 Legal                2,500     2,500          2,500
 Rent Expense-Note 2  3,600     3,600          3,600
 Research and Devel.      0         0              0
 Other Start Up           0         0              0
 Filing Fee              12        12             12
                    ________   _______       ________   ________

NET LOSS            ( 7,862)   (7,613)       ( 7,612)      N/A

DEFICIT - Beginning
 of period          (75,150)  (35,950)       (51,176)
                    ________   _______       ________   _______

DEFICIT - End of
 period             (83,012)  (43,563)       (58,788)      N/A


NET LOSS PER SHARE     (.00)     (.00)          (.00)

Weighted Average
  Number of Shares
  Outstanding       6,000,000 6,000,000    6,000,000



                       BIOINCUBATION CORP.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three        For the three
                            Months Ended         Months Ended
                                 to                   to
                          September 30, 2000  September 30, 1999
                        ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 7,862)           $(7,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Decrease in Accrued Expenses                         (4,887)
Increase in Accrued Expenses     ( 4,262)
                                 ________          __________

Total Adjustments                ( 4,262)            (4,887)

Net Cash Used in
Operating Activities             ( 3,600)           (12,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Paid in Capital contributed by
 shareholders for rent             3,600

Increase in Loan Payable-
  Note 5                              -              12,500
                                 ________          __________

Net Cash Provided
by Financing Activities            3,600             12,500

Net Change in Cash                     0                  0

Cash at Beginning of Period            0                  0

Cash at End of Period             $    0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

                       BIOINCUBATION CORP.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           September 30, 2000

                     Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 2000 no revenue and a net loss from operations of ($83,012). As of September 30, 2000, the Company had a net capital deficiency of ($59,712).

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


NOTE 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of September 30, 2000, Channing Investments Ltd., had paid $38,650 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.



NOTE 6 - NON CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financing statements. These are valued at $3,600.

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


SUBSEQUENT EVENT

On November 16, 2000, the Company entered into an agreement with Netmedia Developments Limited, (hereinafter "Netmedia") a company incorporated under the laws of the United Kingdom, whereunder the Company is to acquire all of the outstanding shares of common stock of Netmedia. The agreement provides for the issuance of 13,000,000 post reverse split shares of the Company in exchange for the outstanding shares of common stock of Netmedia. Prior to the issuance of the shares to Netmedia, the Company proposes to effectuate a 3 for 1 reverse split of its outstanding shares of common stock. The transaction is subject to the approval of the shareholders of both entities. In the event the proposed transaction is approved by the shareholders of both entities, then control of the Company would pass to the shareholders of Netmedia. As of the date of this filing, shareholders have not yet voted on approving the transaction. Also subject to closing of the proposed transaction, the company will change its name to Nemco Inc.

Netmedia is a internet related company, formed in March 1999, which invests and manages internet related businesses primarily focusing on family and children oriented content. Its comprehensive directory is provided to commercial advertisers and entities. Netmedia also derives revenue from commercial links as well as advertisers who advertise on Netmedia's directory. Netmedia also consists of five subsidiaries: Kids Events Ltd., Netmedia Consultants Ltd., Holdsafe Ltd., and Financial Info Ltd. It has formed Kids Events Ltd., which operates an online internet directory guide and weekly magazine focusing on events for children under the age of fourteen.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The Company has voted to cancel and deem as forfeited 2,000,000 shares of common stock allocated to various individuals and entities for failing to satisfy their consideration requirements in receipt of the shares. The cancellation and forfeiture of these shares was undertaken pursuant to a resolution by the Board of Directors of the Company passed on November 18, 2000 and pursuant to Delaware General Corporation Law Section 164.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

The Company shall submit for shareholder approval the proposed transaction entered into with Netmedia Developments Limited on November 16, 2000.

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


BIOINCUBATION CORP.
(Registrant)
Date: December 7, 2000

/s/ Julian Andrews
President