Form 10QSB
period 2000-12-31
BIOINCUBATION CORP
filed 2002-01-11
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 30, 2000

-----------------------------------------------------------------

                           NEMCO, INC.
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
                                          --------------


As of December 31, 2000, the following shares of the registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
14,333,333 shares issued and outstanding

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of NEMCO INC.

We have reviewed the accompanying balance sheet of Nemco Inc., (a development stage company) as of December 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nemco Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 7, 2001

                           NEMCO INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                December 31, 2000  June 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   ---------        --------
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accrued Expenses                   28,075          16,800

Other Liabilities
  Loan Payable - Note 5              38,650          38,650
                                   ---------       ---------
Total Liabilities                    66,725          55,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares as of
  June 30, 2000;                                      6,000
 Issued and Outstanding
 14,333,333 Shares as of
 December 31, 2000;                  14,333

Additional Paid in Capital           12,567          13,700
Deficit Accumulated During the
Development Stage                   (93,625)        (75,150)
                                   ---------        --------
Total Stockholders' Equity          (66,725)        (55,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                           NEMCO INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                       December 31              September 30
                     2000         1999       2000         1999
                  ----------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           4,000     1,500          1,750      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense-Note 2  3,600     3,600          3,600      3,600
 Agent's fee            500         0              0          0
 Other Start Up           0         0              0          0
 Filing Fee              13        12             12         12
                    ________   _______       ________   ________

NET LOSS            (10,613)   (7,613)       ( 7,612)    (7,613)

DEFICIT - Beginning
 of period          (83,012)  (43,563)       (75,150)   (35,950)
                    ________   _______       ________   _______

DEFICIT - End of
 period             (93,625)  (75,150)       (83,012)   (43,563)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding       4,615,385 6,000,000    6,000,000   6,000,000



                           NEMCO INC.
               STATEMENT OF CASH FLOWS (unaudited)

                            For the three        For the three
                            Months Ended         Months Ended
                                 to                   to
                          December 31, 2000    December 31, 1999
                         ------------------   ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(10,613)           $(7,613)
                                ---------          ----------
Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses     ( 7,013)            (5,063)
                                ---------          ----------
Total Adjustments                ( 7,013)            (5,063)
                                ---------          ----------
Net Cash Used in
Operating Activities             ( 3,600)           ( 2,550)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Paid in Capital contributed by
 shareholders for rent             3,600
Increase in Loan Payable                              2,550
                                ---------          ----------
Net Cash Provided
by Financing Activities            3,600              2,550
                                ---------          ----------
Net Change in Cash                     0                  0

Cash at Beginning of Period            0                  0
                                ---------          ----------
Cash at End of Period             $    0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

                            NEMCO INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

NEMCO INC., ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on October
31, 1996 as Ecotech Solutions, Inc.  On March 3, 1999, the
Company changed its name to Bioincubation Corp.  On December 20,
2000, the Company changed its name to Nemco Inc.

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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 2000 no revenue and a net loss from operations of ($93,625). As of December 31, 2000, the Company had a net capital deficiency of ($66,725).

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


NOTE 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of December 31, 2000, Channing Investments
Ltd., had paid $38,650 of expenses on behalf of Bioincubation Corp. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

NOTE 6 - NON CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financing statements. These are valued at $3,600.

NOTE 7 - STOCK TRANSACTIONS

On November 18, 2000 the Company canceled 2,000,000 shares of stock with the consent of the shareholders. On December 11, 2000 the remaining 4,000,000 shares underwent a 1 for 3 reverse stock split. An additional 13,000,000 shares were issued to two shareholders on December 11, 2000 in exchange for an agreement to pay legal and accounting costs of the company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company on December 11, 2000 acquired all the outstanding shares of common stock of Netmedia Developments Ltd.,(hereinafter "Netmedia") a company incorporated under the laws of the United Kingdom, whereunder the Company acquired all of the outstanding shares of common stock of Netmedia. Additionally, the company effectuated a 3 for 1 reverse split of its outstanding shares of common stock prior to the acquisition of Netmedia. The company thereafter issued 13,000,000 post reverse split shares of the Company in exchange for the outstanding shares of common stock of Netmedia. The transaction was approved by shareholders of both the company and Netmedia.

As a result of the acquisition of Netmedia, control of the company passed to the shareholders of Netmedia. Pursuant to the terms of the Acquisition Agreement, the company changed its name to Nemco, Inc. A Form 8/K was filed on December 11, 2000 disclosing the transaction.

Thereafter, Nemco was to file, within sixty (60) days of the transaction audited consolidated financial statements of Netmedia on a Form 8/K-A. Nemco however could not compile the financial statements of Netmedia and did not file the requisite Form 8/K-A. Additionally, Nemco was unable to further develop its business plan and effectively carry on operations due to market conditions. The Company was also unable to file interim financial reports on Form 10Q without incurring substantial hardship and expense.

Based on the mutual agreement between the directors and shareholders of Bioincubation and Nemco, the parties agreed to terminate the original acquisition agreement entered into on December 11, 2000 and reverse the transaction. Control of the company has now reverted back to the original Bioincubation shareholders and the name of the company shall remain Nemco.

Nemco shall now proceed as a blank check company whose principal business shall be to merge with or acquire another operating entity. Nemco shall proceed to update all its filings and become current with its reporting obligations with the Securities and Exchange Commission.

Nemco is a blank check development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity.

The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

Once the Company has acquired or merged with another entity which possesses an active business plan, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Nemco is a voluntarily reporting company in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. There is no formal existing corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company has held preliminary discussions with a number of entities for the purpose of consummating an acquisition or
merger.   These discussions have not developed into any serious
negotiations, arrangement or understandings between the Company and such entities and are merely part of the Company's efforts to explore all available opportunities. The Company will consider the operations and business activity of any entity with which it wishes to consummate a transaction for the purpose of determining whether such entity will be able to sustain growth, profit and viable operations over the long term. At this time, the Company has not entered into any letters of intent, agreements or preliminary term sheets with any entity for the purpose of any transaction.

The Company at this time does not have any preliminary agreements or understandings for the purpose of providing any consulting services. The Company will consider paying consultant or finders' fees to its principal shareholders on the same basis that it would pay any outside consultant or finder's fee.

The Company at this time does not foresee generating any substantial income over the next twelve (12) months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.

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

Item 2.   Changes in Securities

The Company has voted to cancel and deemed forfeited 2,000,000 shares of common stock allocated to various individuals and entities for failing to satisfy their consideration requirements in receipt of the shares. The cancellation and forfeiture of these shares was undertaken pursuant to a resolution by the Board of Directors of the Company passed on November 18, 2000 and pursuant to Delaware General Corporation Law Section 164.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company in December 2000 submitted for shareholder approval the proposed transaction entered into with Netmedia Developments
Limited on November 16, 2000. The matter submitted was approved by the shareholders.

On December 11, 2001, the Company submitted for a consent by its security holders the abandonment of the business plan of Netmedia Developments Limited which was to be adopted by the company pursuant to the proposed transaction entered into on November 16, 2000. The majority of the shareholders of the company consented to such abandonment and further consented that the company proceed to become a blank check company and seek to effectuate a merger or business transaction with another entity.


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


NEMCO, INC.
(Registrant)
Date: January 10, 2001

/s/ Lynden Boyne
President