Form 10QSB
period 2001-03-31
BIOINCUBATION CORP
filed 2002-01-11
CIK 1082117

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2001

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
                                          --------------


As of March 31, 2001, the following shares of the registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of NEMCO INC.

We have reviewed the accompanying balance sheet of Nemco Inc., (a development stage company) as of March 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nemco Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 13, 2001

                           NEMCO INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  March 31, 2001   June 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   ---------        --------
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accrued Expenses                   32,538          16,800

Other Liabilities
  Loan Payable - Note 5              38,700          38,650
                                   ---------       ---------
Total Liabilities                    71,238          55,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares as of
  June 30, 2000;                                      6,000
 Issued and Outstanding
 14,333,333 Shares as of
 December 31, 2000;                  14,333

Additional Paid in Capital           16,167          13,700
Deficit Accumulated During the
Development Stage                  (107,738)        (75,150)
                                   ---------        --------
Total Stockholders' Equity          (71,238)        (55,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                           NEMCO INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         March 31               December 31
                     2001        2000        2000         1999
                  ----------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,500          4,000      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense-Note 2  3,600     3,600          3,600      3,600
 Agent's fee            250         0            500          0
 Other Start Up           0         0              0          0
 Filing Fee              13        12             13         12
                    ________   _______       ________   ________

NET LOSS            ( 8,113)   (7,612)       (10,613)    (7,613)

DEFICIT - Beginning
 of period          (93,625)  (51,176)       (83,012)   (43,563)
                    ________   _______       ________   _______

DEFICIT - End of
 period            (101,738)  (58,788)       (93,625)   (75,150)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding     14,333,333  6,000,000    4,615,385   6,000,000



                           NEMCO INC.
               STATEMENT OF CASH FLOWS (unaudited)

                            For the three        For the three
                            Months Ended         Months Ended
                                 to                   to
                           March 31, 2001       March 31, 2000
                         ------------------   ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,113)          $(10,613)
                                ---------          ----------
Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses     ( 4,463)            (7,013)
                                ---------          ----------
Total Adjustments                ( 4,463)            (7,013)
                                ---------          ----------
Net Cash Used in
Operating Activities             ( 3,650)           ( 3,600)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable              50                  -
Paid in Capital contributed by
 shareholders for rent             3,600              3,600
                                ---------          ----------
Net Cash Provided
by Financing Activities            3,650              3,600
                                ---------          ----------
Net Change in Cash                     0                  0

Cash at Beginning of Period            0                  0
                                ---------          ----------
Cash at End of Period             $    0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

                           NEMCO INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001

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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to March
31, 2001 no revenue and a net loss from operations of ($101,738). As of March 31, 2001, the Company had a net capital deficiency of ($71,238).

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

Item 2.   Changes in Securities

There were no changes in securities during this period.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no submission of matters to a vote of security holders during this period.

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


BIOINCUBATION CORP.
(Registrant)
Date: January 10, 2001

/s/ Lynden Boyne
President