Form 10-K
period 2001-06-30
BIOINCUBATION CORP
filed 2002-05-23
CIK 1082117

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                           NEMCO INC.
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

           Shares of Voting Common Stock


As of June 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
14,333,333 issued and outstanding

                            PART I

Item 1.  DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

NEMCO., INC., (the "Company"), a development stage company, was organized in October 1996 as Ecotech Solutions Inc., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company is a blank check company as defined by the Securities and Exchange Commission. The definition of a blank check company is one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity.

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


Item 4.   Submission of Matters to a Vote of Security Holders

On December 10, 2000, a majority of the shareholders of the company approved the acquisition of Netmedia Developments Ltd.,(hereinafter "Netmedia") a company incorporated under the laws of the United Kingdom, whereunder the Company acquired all of the outstanding shares of common stock of Netmedia. As a result of that acquisition, the company changed its name to Nemco and control of the company passed to the shareholders of Netmedia.

On January 5, 2001, a majority of the shareholders of the company voted to reverse the transaction of the acquisition of Netmedia based on the failure of Netmedia to provide sufficient information necessary to file a Form 8-K/A with the Securities and Exchange Commission. As a result of that vote, control of the company passed back to the original shareholders of the company, prior to its acquisition with Netmedia.




                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of June 30, 2001, there were approximately 150 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

Nemco is now a blank check development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NEMCO INC.

We have audited the accompanying balance sheet of NEMCO INC., (a development stage company) as of June 30, 2001 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from October 31, 1996 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEMCO INC., as of June 30, 2001, and the results of its operations and its cash flows for the year then ended and for the period from October 31, 1996 (inception) to June 30, 2001 in conformity with generally accepted accounting principles.

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

Graf Repetti & Co., LLP.
New York, New York
May 10, 2002

                          NEMCO, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING JUNE 30, 2000 AND JUNE 30, 2001

                                    For the Year   For the Year
                                       Ended           Ended
                                    June 30, 2000  June 30, 2001
                                  ------------------------------
ASSETS
Current Assets
  Cash                                   $   0          $   0
  Other Current Assets                       0              0
                                        ----------   -----------
  Total Current Assets                       0              0

  Other Assets                               0              0
                                        ----------   -----------
  Total Assets                           $   0          $   0


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0          $   0
 Accrued Expenses                       16,800         39,300
                                       -----------   -----------
 Total Current Liabilities             $16,800         39,300

 Other Liabilities
 Loan payable - Channing Investments
   Note 5                               38,650         44,700
                                       -----------   -----------
 Total Liabilities                     $55,450         84,000

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                 6,000
  Issued and Outstanding 14,333,333
  Shares                                               14,333
 Additional Paid in Capital             13,700         19,767
 Deficit Accumulated During
  the Development Stage                (75,150)      (118,100)
                                      -----------   -----------
 Total Stockholders' Equity            (55,450)       (84,000)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0        $     0

The accompanying notes are an integral part of these financial statements

                           NEMCO, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
                FOR THE YEARS ENDED JUNE 30, 2001
     AND FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2000

                                                  For the Year     From
                                                    Ended       Inception to
                                                  June 30, 1999 June 30, 2000
                                                 -------------- --------------
TOTAL REVENUES:                                   $      0      $       0
                                                 ----------      ---------

OPERATING EXPENSES:
Accounting                                          10,250         20,100
Legal                                               17,500         45,000
Rent (Note 2)                                       14,400         36,000
Filing Fee                                             750            750
Research and development                                 -         12,000
Other Start Up Costs                                     -          4,000
                                                 ----------     ----------
Total Operating Expenses                            42,950        118,100
                                                 ----------     ----------
NET LOSS                                         $( 42,950)     $(118,100)

NET LOSS PER SHARE                               $   (0.00)     $   (0.05)
                                                 ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                            8,968,037      2,437,146
                                                 ----------     ----------

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                FOR THE YEAR ENDED JUNE 30, 2001 AND
         FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2001

                              For the Year            From
                                 Ended            Inception to
                             June 30, 2001        June 30, 2001
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $( 42,950)            $(118,100)
                                --------              --------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities
(Decrease)/Increase in
Accounts Payable and Accrued
Expenses                        (22,500)               39,300
                               --------               --------
Total Adjustments                22,500)               39,300
                               --------               --------
Net Cash Used in
Operating Activities           ( 20,450)             ( 78,800)
                               --------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable -
 Channing Investments             6,050                44,700
Proceeds from Issuance of
 Common Stock                         0                16,000
Paid in capital contributed
 by shareholders:
 For payment of accrued expenses      0                   100
 For rent                        14,400                18,000
                               --------               --------
Net Cash Provided by
Financing Activities             20,450                78,800
                               --------               --------
Net Change in Cash                   0                      0
Cash at Beginning of Period          0                      0
Cash at End of Period          $     0                $     0
                               --------               --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
           FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2000

                                                          Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit    Equity
                -------------------------------------------------------------
NET INCOME(LOSS)
FOR YEAR ENDED
JUNE 30, 1997               0   $     0      $     0      $   (50) $     (50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1997               0   $     0      $     0      $   (50) $     (50)

SHAREHOLDER
CONTRIBUTION                0         0           50            0         50

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1998               0         0            0       (   50)    (   50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1998               0         0           50       (  100)    (   50)

ISSUANCE OF
4,000,000 SHARES
DEC. 22, 1998       4,000,000     4,000            0       (4,000)         0

ISSUANCE OF
2,000,000 SHARES
APR. 26, 1999       2,000,000     2,000       10,000      (12,000)         0

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1999               0         0            0      (19,850)   (19,850)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1999       6,000,000    $6,000      $10,100     $(35,950)  $(19,850)

SHAREHOLDER
CONTRIBUTION                0         0        3,600            0      3,600

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 2000               0         0            0      (39,200)   (39,200)
                -------------------------------------------------------------
BALANCE
JUNE 30, 2000       6,000,000    $6,000      $13,700     $(75,150)  $(55,450)

CANCELLATION OF
2,000,000 SHARES
NOVEMBER 18, 2000 ( 2,000,000)   (2,000)       2,000            0          0

ONE FOR THREE
REVERSE STOCK
SPLIT DECEMBER 11,
2000              ( 2,666,667)   (2,667)       2,667            0          0

ISSUANCE OF
13,000,000 SHARES
DECEMBER 11, 2000  13,000,000    13,000     (13,000)            0          0

SHAREHOLDER
CONTRIBUTION                -         -      14,000             -     14,400

NET INCOME(LOSS) FOR
THE YEAR ENDED
JUNE 30, 2001               -         -           -       (42,950)   (42,950)
                -------------------------------------------------------------
BALANCE -
JUNE 30, 2001      14,333,333   $14,333     $19,767    $ (118,100) $ (84,000)
                =============================================================

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Nemco, Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on October 31, 1996 as Ecotech Solutions, Inc. On March 3, 1999 the Company changed its name to Bioincubation Corp. On December 20, 2000, the Company changed its name to Nemco, Inc.

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

C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 5.


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 200 square foot office at The Studio, St. Nicholas Close, Elstree, Herts, UK is $600 per month. Use of this office space began January 1, 1999. The fair market value of the 300 square foot office at Suite 600, 625 N. Michigan Avenue, Chicago, Illinois is also $600 per month. Use of this office space began January 1, 1999. The amount for each office is reflected as an expense with a corresponding credit to accrued expenses, as the shareholders expect to be reimbursed in the future. By March 31, 2000, the shareholders were paid the six quarters of rent with funds advanced by Channing Investments Ltd. (see Note 5). Since April 1, 2000, the two offices are contributed by two shareholders as an expense with a corresponding credit to additional paid in capital.


NOTE 3 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             June 30, 2001       June 30, 2001
                          --------------------------------------
      Net Loss per share       $(0.00)              $(0.05)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 2001 no revenue and a net loss from operations of $(118,100). As of June 30, 2001, the Company had a net capital deficiency of $(84,000).

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


Note 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. As of June 30, 1999, no amount was outstanding on the loan. After June 30, 2001, Channing
Investments Ltd., paid $44,700 of expenses on behalf of Nemco Inc. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.



Note 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transaction consisting of the cost of payment of accounts payable, and contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements. These are valued at $14,400 and $18,100 for the year ended June 30, 2001, and from October 31, 1996 (inception) to June 30, 2001, respectively.


Note 7 - STOCK TRANSACTIONS

On November 18, 2000, the Company canceled 2,000,000 shares of stock with the consent of the shareholders. On December 11, 2000, the remaining 4,000,000 shares underwent a 1 for 3 reverse stock split. An additional 13,000,000 shares were issued to two shareholders on December 11, 2000 in exchange for an agreement to pay legal and accounting costs of the Company.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.



                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Julian Andrews        32    President and Director        None
John Bentley          61    Secretary and Director        None

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

John Bentley is the Secretary of the Company whose business career started with Europe's first and largest video rental distribution chain, (Intervision PLC), in 1980. In 1984, he played a strategic role in financing the world's first e-mail venture with Wordnet International. He has also worked for Faxcast Corporation and assisted in developing a point to multi-point global fax distribution by satellite in 1990. During the 1970s, Mr. Bentley built a major entertainment / information conglomerate from scratch acquiring 14 public companies by merger and acquisition in three years. They included British Lion Films and Shepperton Studios (Britain's largest movie corporation), Mills and Allen, the worlds largest outdoor advertising corporation outside America and the largest UK owned advertising agency, Dorlands. The group employed over 10,000 people. He is also the Inventor of Net TV, Initiator of point to multipoint global fax by satellite communications.


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



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended June 30, 2001, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended June 30, 2001.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of           Percent
Beneficial Owner         Beneficial Ownership           of Class
----------------         --------------------           --------

DBP Holdings Ltd.                6,500,000                45.3%
S8 Int'l Business Centre
Main Street, Gibraltar

John Bentley                     6,500,000                45.3%
Gipps Farmhouse
Spithurst Lane
Barcrombe Lewes BN8 5EH
ENGLAND



The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 14,333,333 shares of common stock outstanding as of the date of this filing.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended June 30, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended June 30, 2001, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended June 30, 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

NEMCO, INC.
----------------------
(Registrant)
Date: May 20, 2002

By: /s/ Julian Andrews
    ----------------------
    President