Form 10-K
period 2002-06-30
NEMCO INC
filed 2002-09-24
CIK 1082117

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

           Shares of Voting Common Stock


As of June 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

Based on the mutual agreement between the respective directors and shareholders of Bioincubation and Nemco, the parties agreed to terminate the original acquisition agreement entered into on December 11, 2000 and reverse the transaction. Control of the company has now reverted back to the original Bioincubation shareholders and the name of the company shall remain Nemco.

Nemco shall now proceed as a blank check company whose principal business shall be to merge with or acquire another operating entity. Nemco intends to remain current with its reporting obligations with the Securities and Exchange Commission.


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

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of June 30, 2002, there were approximately 150 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

Nemco is a blank check development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. The Company has been in discussions with various entities to consummate a business transaction however no substantive or definitive terms have been set and the Company has not entered into any agreement, letter of intent or understanding in regard to any transaction.

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

Nemco is a voluntarily reporting company which seeks to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NEMCO INC.

We have audited the accompanying balance sheet of NEMCO INC., (a development stage company) as of June 30, 2002 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from October 31, 1996 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEMCO INC., as of June 30, 2002, and the results of its operations and its cash flows for the year then ended and for the period from October 31, 1996 (inception) to June 30, 2002 in conformity with generally accepted accounting principles.

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

Graf Repetti & Co., LLP.
New York, New York
September 19, 2002

                          NEMCO, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING JUNE 30, 2001 AND JUNE 30, 2002

                                    For the Year   For the Year
                                       Ended           Ended
                                    June 30, 2002  June 30, 2001
                                  ------------------------------
ASSETS
Current Assets
  Cash                                   $   0          $   0
  Other Current Assets                       0              0
                                        ----------   -----------
  Total Current Assets                       0              0

  Other Assets                               0              0
                                        ----------   -----------
  Total Assets                           $   0          $   0


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                      $     0        $     0
 Accrued Expenses                       96,466         39,300
                                       -----------   -----------
 Total Current Liabilities             $96,466        $39,300

 Other Liabilities
 Loan payable - Channing Investments
   Note 5                               67,181         44,700
                                       -----------   -----------
 Total Liabilities                    $163,647         84,000

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 14,333,333
  Shares                                14,333         14,333
 Additional Paid in Capital             34,167         19,767
 Deficit Accumulated During
  the Development Stage               (212,147)      (118,100)
                                      -----------   -----------
 Total Stockholders' Equity           (163,647)       (84,000)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0        $     0

The accompanying notes are an integral part of these financial statements

                           NEMCO, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
                 FOR THE YEAR ENDED JUNE 30, 2002
     AND FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2002

                                                For the Year       From
                                                   Ended        Inception to
                                                June 30, 2002  June 30, 2002
                                                -------------  -------------
TOTAL REVENUES:                                   $      0      $       0
                                                 ----------      ---------

OPERATING EXPENSES:
Accounting                                           8,000         28,100
Legal                                               20,846         65,846
Rent (Note 2)                                       14,400         50,400
Consultant's Fee                                    50,000         50,000
Agent's Fee                                            250          1,000
Filing Fee                                              50            300
Research and development                                 -         12,000
Other Start Up Costs                                     -          4,000
                                                 ----------     ----------
Total Operating Expenses                            94,047        212,147
                                                 ----------     ----------
NET LOSS                                         $( 94,047)     $(212,147)

NET LOSS PER SHARE                               $   (0.01)     $   (0.05)
                                                 ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                           14,666,667      4,667,633
                                                ===========     ==========

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                FOR THE YEAR ENDED JUNE 30, 2002 AND
         FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2002

                              For the Year            From
                                 Ended            Inception to
                             June 30, 2002        June 30, 2002
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $( 94,047)            $(212,147)
                                --------              --------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities
(Decrease)/Increase in
Accrued Expenses                 57,166                96,466
                               --------               --------
Total Adjustments                57,166                96,466
                               --------               --------
Net Cash Used in
Operating Activities           ( 36,881)             (115,681)
                               --------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable -
 Channing Investments            22,481                67,181
Proceeds from Issuance of
 Common Stock                         0                16,000
Paid in capital contributed
 by shareholders:
 For payment of accrued expenses      0                   100
 For rent                        14,400                32,400
                               --------               --------
Net Cash Provided by
Financing Activities             36,881               115,681
                               --------               --------
Net Change in Cash                   0                      0
Cash at Beginning of Period          0                      0
Cash at End of Period          $     0                $     0
                               --------               --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
           FROM OCTOBER 31, 1996 (INCEPTION) TO JUNE 30, 2002

                                                          Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit    Equity
                -------------------------------------------------------------
NET INCOME(LOSS)
FOR YEAR ENDED
JUNE 30, 1997               0   $     0      $     0      $   (50) $     (50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1997               0   $     0      $     0      $   (50) $     (50)

SHAREHOLDER
CONTRIBUTION                0         0           50            0         50

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1998               0         0            0       (   50)    (   50)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1998               0         0           50       (  100)    (   50)

ISSUANCE OF
4,000,000 SHARES
DEC. 22, 1998       4,000,000     4,000            0       (4,000)         0

ISSUANCE OF
2,000,000 SHARES
APR. 26, 1999       2,000,000     2,000       10,000      (12,000)         0

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 1999               0         0            0      (19,850)   (19,850)
                -------------------------------------------------------------
BALANCE
JUNE 30, 1999       6,000,000    $6,000      $10,100     $(35,950)  $(19,850)

SHAREHOLDER
CONTRIBUTION                0         0        3,600            0      3,600

NET LOSS FOR THE
YEAR ENDED
JUNE 30, 2000               0         0            0      (39,200)   (39,200)
                -------------------------------------------------------------
BALANCE
JUNE 30, 2000       6,000,000    $6,000      $13,700     $(75,150)  $(55,450)

CANCELLATION OF
2,000,000 SHARES
NOVEMBER 18, 2000 ( 2,000,000)   (2,000)       2,000            0          0

ONE FOR THREE
REVERSE STOCK
SPLIT DECEMBER 11,
2000              ( 2,666,667)   (2,667)       2,667            0          0

ISSUANCE OF
13,000,000 SHARES
DECEMBER 11, 2000  13,000,000    13,000     (13,000)            0          0

SHAREHOLDER
CONTRIBUTION                -         -      14,000             -     14,400

NET INCOME(LOSS) FOR
THE YEAR ENDED
JUNE 30, 2001               -         -           -       (42,950)   (42,950)
                -------------------------------------------------------------
BALANCE -
JUNE 30, 2001      14,333,333   $14,333     $19,767    $ (118,100) $ (84,000)

SHAREHOLDER
CONTRIBUTION                -         -      14,000             -     14,400

NET INCOME(LOSS) FOR
THE YEAR ENDED
JUNE 30, 2002               -         -           -       (94,047)   (94,047)
                -------------------------------------------------------------
BALANCE -
JUNE 30, 2002      14,333,333   $14,333     $34,167    $ (212,147) $(163,647)
                =============================================================

The accompanying notes are an integral part of these financial statements.

                           NEMCO, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002

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


NOTE 3 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             June 30, 2002       June 30, 2002
                          --------------------------------------
      Net Loss per share       $(0.01)              $(0.05)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 2002 no revenue and a net loss from operations of $(212,147). As of June 30, 2002, the Company had a net capital deficiency of $(163,647).

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


Note 5 - LOAN PAYABLE - CHANNING INVESTMENTS LTD.

Channing Investments Ltd., a shareholder of the Company, will lend up to $50,000 to the Company upon request. The loan is not evidenced by a note. The loan agreement calls for interest of 6% per year beginning May 14, 2002. Prior to that, there was no interest on the loan.

As of June 30, 2002, Channing Investments Ltd., had paid $66,680 of expenses on behalf of Nemco Inc. Accrued interest of $501 to date brings the loan balance to $67,181. The loan agreement calls for repayment of the loan within fourteen days of the Company's shares being quoted on a stock market or some other fund raising event. The Company intends to repay the loan out of any fund raising that it may carry out or when it achieves sustainable revenue.


Note 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transaction consisting of the cost of payment of accounts payable, and contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements. These are valued at $14,400 and $32,400 for the year ended June 30, 2002, and from October 31, 1996 (inception) to June 30, 2002,respectively.


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



                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Julian Andrews        33    President and Director        None
John Bentley          62    Secretary and Director        None

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



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended June 30, 2002, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended June 30, 2002.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


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



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended June 30, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended June 30, 2002, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended June 30, 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

NEMCO, INC.
----------------------
(Registrant)
Date: September 23, 2002

By: /s/ Julian Andrews
    ----------------------
    President